Form 10QSB
period 2001-06-30
BCC ACQUISITION CORP
filed 2001-08-20
CIK 1123128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 For the transition period from              to
                                                 -------------    --------------

Commission File Number: 000-31551

                              BCC Acquisition Corp.
                              ---------------------
                 (Name of Small Business Issuer in its charter)

Nevada                                                                33-0922290
------                                                                ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

23 Corporate Plaza, Suite 180, Newport Beach, California                  92663
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                    Issuer's telephone number: (949) 720-7320



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 14, 2001, there were 5,000,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------




                              BCC ACQUISITION CORP.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                      June 30,           December 31,
                                                                        2001                 2000
                                                                  ------------------   -----------------
                                                                     (Unaudited)
     ASSETS                                                        $              -     $             -
                                                                  ==================   =================

     LIABILITIES AND STOCKHOLDER'S EQUITY
          Liabilities                                              $              -     $             -
                                                                  ------------------   -----------------

     STOCKHOLDER'S EQUITY
     Preferred stock, $0.001 par value;
        10,000,000 shares authorized,
         No shares issued and outstanding                                         -                   -
     Common Stock, $0.001 par value;
         50,000,000 shares authorized,
         5,000,000 shares issued and outstanding                              5,000               5,000
     Additional paid-in capital
                                                                              3,115                 500
     Deficit accumulated during
        the development stage                                                (8,115)             (5,500)
                                                                  ------------------   -----------------
        Total stockholder's equity
                                                                                  -                   -
                                                                  ------------------   -----------------

                 Total liabilities and stockholder's equity        $              -     $             -
                                                                  ==================   =================















   The accompanying notes are an integral part of these financial statements.

                              BCC ACQUISITION CORP.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                   Six Months         Three Months        July 6, 2000
                                                                     Ended               Ended           (Inception) to
                                                                    June 30,            June 30,            June 30,
                                                                      2001                2001                2001
                                                                -----------------   -----------------   ------------------
                                                                  (Unaudited)         (Unaudited)          (Unaudited)
     Revenue                                                     $             -     $             -     $              -

     General and administrative expenses                                   2,615               2,115                8,115
                                                                -----------------   -----------------   ------------------

     Loss from operations before provision for income taxes               (2,615)             (2,115)              (8,115)

     Provision for income taxes                                                -                   -                    -
                                                                -----------------   -----------------   ------------------

     Net loss                                                    $        (2,615)    $        (2,115)    $         (8,115)
                                                                =================   =================   ==================

     Net loss per share - basic and diluted                      $             -     $             -     $              -
                                                                =================   =================   ==================

     Weighted average number of common shares
      outstanding                                                      5,000,000           5,000,000            5,000,000
                                                                =================   =================   ==================










   The accompanying notes are an integral part of these financial statements.

                              BCC ACQUISITION CORP.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
                    JULY 6, 2000 (INCEPTION) TO JUNE 30, 2001

                                                                                                          Deficit
                                                                                                         Accumulated
                                                                  Common Stock             Additional    During the
                                                          -----------------------------     Paid-in     Development
                                                              Shares         Amount         Capital        Stage           Total
                                                          -------------- --------------  ------------- ---------------  ------------
Balance, July 6, 2000                                                 -   $          -    $         -   $           -    $        -

Issuance of shares for services -July 6 , 2000                5,000,000          5,000              -               -         5,000

Expenses paid by shareholder                                          -              -            500               -           500

Net loss                                                              -              -              -          (5,500)       (5,500)
                                                          -------------- --------------  ------------- ---------------  ------------

Balance, December 31, 2000                                    5,000,000          5,000            500          (5,500)            -

Expenses paid by shareholder (unaudited)                              -              -          2,615               -         2,615

Net loss (unaudited)                                                  -              -              -          (2,615)       (2,615)
                                                          -------------- --------------  ------------- ---------------  ------------

Balance, June 30, 2001 (unaudited)                            5,000,000   $      5,000    $     3,115   $      (8,115)   $        -
                                                          ============== ==============  ============= ===============  ============










   The accompanying notes are an integral part of these financial statements.

                              BCC ACQUISITION CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS


                                                                     Six Months           July 6, 2000
                                                                        Ended            (Inception) to
                                                                      June 30,              June 30,
                                                                        2001                  2001
                                                                  ------------------    ------------------
                                                                     (Unaudited)           (Unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss                                                 $         (2,615)     $         (8,115)
          Stock issued for services                                               -                 5,000
          Expenses paid by shareholder                                        2,615                 3,115
                                                                  ------------------    ------------------
     NET CASH USED IN OPERATING ACTIVITIES                                        -                     -


     CASH AND CASH EQUIVALENTS - beginning of period                              -                     -
                                                                  ------------------    ------------------

     CASH AND CASH EQUIVALENTS - June 30, 2001                     $              -      $              -
                                                                  ==================    ==================

     SUPPLEMENTAL INFORMATION:
         During the period July 6, 2000 (inception) to June 30, 2001, the Company paid no cash for interest or income taxes.












   The accompanying notes are an integral part of these financial statements.

                              BCC ACQUISITION CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001



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


Interim Financial Information
-----------------------------
The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.

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

Liquidity and Capital Resources. We have cash of $0.00 as of June 30, 2001. Heather Jacques, our sole officer and director, has paid our expenses since our formation, and we anticipate that Ms. Jacques will continue to pay our expenses.

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

None

Item 5.  Other Information
--------------------------

None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Newport Beach, California, on August 14, 2001.

                          BCC Acquisition Corp.
                          a Nevada corporation


                          By:      /s/ Heather Jacques
                                   --------------------------------------------
                                   Heather Jacques
                          Its:     President, Secretary, Treasurer, Director