Form 10QSB
period 2001-09-30
BCC ACQUISITION CORP
filed 2001-11-14
CIK 1123128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934  For the transition period from                to
                                              -----------------  --------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 13, 2001, there were 5,000,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------



                              BCC ACQUISITION CORP.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                   September 30,                 December 31,
                                                                       2001                          2000
                                                                 ------------------            -----------------
                                                                    (Unaudited)
ASSETS
                                                                 $                -            $               -
                                                                 ==================            =================

     LIABILITIES AND STOCKHOLDER'S EQUITY
          Liabilities                                            $                -            $               -
                                                                 ------------------            -----------------

     STOCKHOLDER'S EQUITY
     Preferred stock, $0.001 par value;
        10,000,000 shares authorized,
         No shares issued and outstanding                                         -                            -
     Common Stock, $0.001 par value;
         50,000,000 shares authorized,
         5,000,000 shares issued and outstanding                              5,000                        5,000
     Additional paid-in capital                                               3,415                          500
     Deficit accumulated during
        the development stage                                                (8,415)                      (5,500)
                                                                 ------------------            -----------------
        Total stockholder's equity                                                -                            -
                                                                 ------------------            -----------------

                 Total liabilities and stockholder's equity      $                -            $               -
                                                                 ==================            =================









   The accompanying notes are an integral part of these financial statements.

                              BCC ACQUISITION CORP.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS


                                                  Nine Months        Three Months         Three Months        July 6, 2000
                                                     Ended               Ended                Ended          (Inception) to
                                                 September 30,       September 30,        September 30,       September 30,
                                                     2001                2001                 2000                2001
                                               ------------------  ------------------   ------------------  ------------------
                                                  (Unaudited)         (Unaudited)          (Unaudited)         (Unaudited)

 Revenue                                       $                -  $                -   $                -  $                -
 General and administrative expenses                        2,915                 300                5,000               8,415
                                               ------------------  ------------------   ------------------  ------------------
 Loss from operations before provision
  for income taxes                                         (2,915)               (300)              (5,000)             (8,415)
 Provision for income taxes                                     -                   -                    -                   -
                                               ------------------  ------------------   ------------------  ------------------
 Net loss                                      $           (2,915) $             (300)  $           (5,000) $           (8,415)
                                               ==================  ==================   ==================  ==================
 Net loss per share - basic and diluted        $                -  $                -   $                -  $                -
                                               ==================  ==================   ==================  ==================
 Weighted average number of common
  shares outstanding                                    5,000,000           5,000,000            5,000,000           5,000,000
                                               ==================  ==================   ==================  ==================













   The accompanying notes are an integral part of these financial statements.

                              BCC ACQUISITION CORP.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
                 JULY 6, 2000 (INCEPTION) TO SEPTEMBER 30, 2001

                                                                                                      Deficit
                                                                                                     Accumulated
                                                                                      Additional     During the
                                                              Common Stock              Paid-in     Development
                                                          Shares         Amount         Capital         Stage          Total
                                                      -------------- --------------  ------------- ---------------  ------------
Balance, July 6, 2000                                              - $            -  $           - $             -  $          -

Issuance of shares for services - July 6 , 2000            5,000,000          5,000              -               -         5,000

Expenses paid by shareholder                                       -              -            500               -           500

Net loss                                                           -              -              -          (5,500)       (5,500)
                                                      -------------- --------------  ------------- ---------------  ------------
Balance, December 31, 2000                                 5,000,000          5,000            500          (5,500)            -

Expenses paid by shareholder (unaudited)                           -              -          2,915               -         2,915

Net loss (unaudited)                                               -              -              -           2,915        (2,915)
                                                      -------------- --------------  ------------- ---------------  ------------
Balance, September 30, 2001 (unaudited)                    5,000,000 $        5,000  $       3,415 $       (8,415)  $          -
                                                      ============== ==============  ============= ===============  ============











   The accompanying notes are an integral part of these financial statements.

                              BCC ACQUISITION CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                        Nine Months        July 6, 2000         July 6, 2000
                                                                           Ended          (Inception) to       (Inception) to
                                                                       September 30,       September 30,       September 30,
                                                                           2001                2000                 2001
                                                                     ------------------  ------------------   -----------------
                                                                        (Unaudited)         (Unaudited)         (Unaudited)

     CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss                                                   $           (2,915) $           (5,000)  $          (8,415)
          Stock issued for services                                                   -               5,000               5,000
          Expenses paid by shareholder                                            2,915                   -               3,415
                                                                     ------------------  ------------------   -----------------
     NET CASH USED IN OPERATING ACTIVITIES                                            -                   -                   -

     CASH AND CASH EQUIVALENTS - beginning of period                                  -                   -                   -
                                                                     ------------------  ------------------   -----------------
     CASH AND CASH EQUIVALENTS - September 30                        $                -  $                -   $               -
                                                                     ==================  ==================   =================


     SUPPLEMENTAL INFORMATION:
         During the period July 6, 2000 (inception) to September 30, 2001, the Company paid no cash for interest or income taxes.











   The accompanying notes are an integral part of these financial statements.

                              BCC ACQUISITION CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001



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

               Interim Financial Information
               The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.









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

Liquidity and Capital Resources. We have cash of $0.00 as of September 30, 2001. At September 30, 2001, we had no assets and no liabilities. For the period from August 10, 2000 (date of inception) through September 30, 2001, we experienced a net loss of $8,415. From August 10, 2000 (date of inception) through September 30, 2001, we had general expenses of $8,415. Heather Jacques, our sole officer and director, has paid our expenses since our formation, and we anticipate that Ms. Jacques will continue to pay our expenses.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
------------------------------

None.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders.
-----------------------------------------------------------

None.

Item 5.  Other Information.
---------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Newport Beach, California, on November 13, 2001.

                            BCC Acquisition Corp.
                            a Nevada corporation


                            By:      /s/ Heather Jacques
                                     ------------------------------------------
                                     Heather Jacques
                            Its:     President, Secretary, Treasurer, Director